Form 10-Q
period 2007-09-30
LEXIT TECHNOLOGY, INC.
filed 2007-11-20
CIK 1392544

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2007


[   ] TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from

Commission File No. 000-52503

Lexit Technology, Inc.
(Name of Small Business Issuer in its charter)

Colorado
-------------------
(State or other jurisdiction of
(I.R.S. employer
incorporation or formation)
identification number)

7486 La Jolla Blvd., Suite 479
La Jolla, CA 92037
(Address of principal executive offices) (Zip Code)

Issuer's telephone number:  877-565-0515
Issuer's facsimile number: 302-861-3738

3755 Avocado Blvd., #229
La Mesa, CA 91941
 (Former name, former address and former
fiscal year, if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 1,390,000 shares of common stock.





LEXIT TECHNOLOGY, INC.

FINANCIAL STATEMENTS
(Unaudited)

September 30, 2007


LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL
STATEMENTS
September 30, 2007
(Unaudited)


Page


Financial Statements



Balance Sheet
F-1


Statements of Operations
F-2


Statements of Stockholder's Equity
F-3


Statements of Cash Flows
F-4




Notes to Financial Statements
F-5 -
F-6























LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
SEPTEMBER 30, 2007



September
30, 2007



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








$
-


The accompanying notes are an integral part of these financial statements

F-1













LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

 Income

For the
three months
ended
September
30, 2007

          For the period
              February 16,
2007
             (Inception)
through
              September 30,
2007







Revenue

$
-

$
-

Expenses

$
-

$
  -

General and Administrative


-

$
1,390

Total Expenses

$
-

$
  ($1,390)

Net Loss





(1390)

Net loss per share (basic and
diluted)

$


$
 (.00)

Weighted average shares
outstanding (basic and diluted)


1,390,000


1,390,000


The accompanying notes are an integral part of these financial statements

F-2



LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY
For the period from February 16, 2007 (Inception) to
September 30, 2007
(Unaudited)

, , , , Additional Paid-in Capital , Deficit accumulated , Total , , Common Stock , , ,
, , Shares , Amount , , ,
Issuance of Common Stock , , , , , , ,
Balance February 16, 2007, , 0, 0, 0, 0, , 0
Shares issued in Lieu of expenses paid, February 16, 2007
, , 1,390,000, $1,390.00, $0.00, $0.00, , $1,390.00
, , , , , , ,
Net Loss , , , , , ($1,390.00), , ($1,390.00)
Balance  September 30, 2007, , , , , , ,
, , 1,390,000, $1,390.00, $0.00, ($1,390.00), , 0.00
, , , , , , ,
 	Additional Paid-in
Capital  Deficit accumulated 	Total

						The
accompanying notes are an integral part of these financial statements

F-3


LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CASH FLOWS
(Unaudited)



For the
period
February
16, 2007
(Inception)
through
September
30, 2007





Cash flows from operating activities




Net Loss

$
(1,390)

Shares issued in lieu of expenses
paid


1390






 Cash flows used in operating
activities


-0-






Net increase in cash


-






Cash, beginning of period


-






Cash, end of period

$
-






SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:




Cash paid during the period for:




Interest


-

Income taxes


-



The accompanying notes are an integral part of these financial statements




F-4










LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
September 30, 2007

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

As a blank check company, the Company's business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has subsequently entered into an asset purchase agreement which is referenced in Note 5.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of September 30, 2007, the results of its operations for the three months ended September 30, 2007, and from the date of inception (February 16, 2007) through September
30, 2007, and cash flows and from the date of inception
(February 16, 2007) through September 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year's operation.

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

NOTE 4 -  SHAREHOLDER'S EQUITY

On February 16, 2007, the Board of Directors issued
1,390,000 shares of common stock for $1,390 in lieu of expenses paid to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

   -   Common stock, $ 0.001 par value: 100,000,000
shares authorized;
       1,390,000 shares issued and outstanding;

   - Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 5 - CHANGE IN CONTROL and SUBSEQUENT
EVENT

On August 22, 2007, AL Kennedy purchased 1,390,000 shares of common stock from Walter Reed, the sole shareholder, officer and director of the Company, in a private purchase transaction.

Effective September 25, 2007, Walter Reed resigned as an
Officer and Director of the Company and AL Kennedy was appointed as the Company's sole Director on September 25, 2007.
				~continued~

F-5






On November 6, 2007, the Company entered into an
Asset Purchase Agreement with SmartWear
Technologies, Inc., to purchase substantially all of the properties, rights, patents, trademarks and assets used by SmartWear Technologies, Inc. in conducting its business of providing (i) RFID and GPS personal safety and security technology and (ii) information technology security, tracking and data solutions to various businesses and consumers.

The purchase price for the SmartWear Technologies, Inc.
assets shall be a number of shares of the Registrant's common stock which will be equal to the number of shares of SmartWear Technologies, Inc. common stock outstanding at the time of closing. In addition, SmartWear Technologies, Inc. has agreed to pay the Registrant's sole shareholder a total of $5,000 in exchange for his agreement to surrender all of his shares of the Registrant's common stock for cancellation at the time of closing. As a result of these transactions (the
"Transactions"), the shares of the Registrant's common stock issued to SmartWear Technologies, Inc. will represent 100% of the Registrant's outstanding common stock after the completion of the Transactions.

The closing of the Transactions is scheduled to take place within five (5) days after the date when each of the conditions to closing set forth in the Purchase Agreement have been fulfilled (or waived by the party entitled to waive such condition), including, among others, the approval of the sale of assets by the stockholders of SmartWear Technologies, Inc., and the effectiveness of a Registration Statement on Form S-4 which will be filed with the Securities and Exchange Commission to register the shares being issued to SmartWear Technologies, Inc.

The existing sole officer and director of the Registrant will resign upon the closing of the Transactions and a new management team and new Board of Directors consisting of individuals to be designated by SmartWear
Technologies, Inc. will be appointed.

Item 2. Management's Discussion and Analysis of
Financial Conditions and Results of Operations Plan of
Operation

On November 6, 2007, the Company entered into an
Asset Purchase Agreement with SmartWear
Technologies, Inc., to purchase substantially all of the properties, rights, patents, trademarks and assets used by SmartWear Technologies, Inc. in conducting its business of providing (i) RFID and GPS personal safety and security technology and (ii) information technology security, tracking and data solutions to various businesses and consumers.

The purchase price for the SmartWear Technologies, Inc.
assets shall be a number of shares of the Registrant's common stock which will be equal to the number of shares of SmartWear Technologies, Inc. common stock outstanding at the time of closing. In addition, SmartWear Technologies, Inc. has agreed to pay the Registrant's sole shareholder a total of $5,000 in exchange for his agreement to surrender all of his shares of the Registrant's common stock for cancellation at the time of closing. As a result of these transactions (the
"Transactions"), the shares of the Registrant's common stock issued to SmartWear Technologies, Inc. will represent 100% of the Registrant's outstanding common stock after the completion of the Transactions.

The closing of the Transactions is scheduled to take place within five (5) days after the date when each of the conditions to closing set forth in the Purchase Agreement have been fulfilled (or waived by the party entitled to waive such condition), including, among others, the approval of the sale of assets by the stockholders of SmartWear Technologies, Inc., and the effectiveness of a Registration Statement on Form S-4 which will be filed with the Securities and Exchange Commission to register the shares being issued to SmartWear Technologies, Inc.

The existing sole officer and director of the Registrant will resign upon the closing of the Transactions and a new management team and new Board of Directors consisting of individuals to be designated by SmartWear
Technologies, Inc. will be appointed.

If the Transactions are not completed, the Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 16, 2007 (inception) to
September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At September 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.
Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited.
Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest.
Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of
September 30, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

       None

Item 3. Defaults Upon Senior Securities.

       None

Item 4. Submission of Matters to a Vote of
Security Holders.
No matter was submitted during the quarter ending
September 30, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated: November 11, 2007
Lexit Technology, Inc.
By: /s/ A L Kennedy
President






















Exhibit 31.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002


I, A L Kennedy, certify that:

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


Dated: November 11, 2007

Lexit Technology, Inc.

By: /s/ A L Kennedy
Chief Executive Officer and
Chief Financial Officer

































Exhibit 32.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report
On Form 10-QSB of Lexit Technology, Inc. (the
"Company") for the quarter ending September 30, 2007, I, A L Kennedy, Chief Executive Officer and Chief
Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

       1. Such Quarterly Report on Form 10-QSB for the quarter ending September 30, 2007, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in such Quarterly
Report on Form 10-QSB for the quarter ending September
30, 2007, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 11, 2007

Lexit Technology, Inc.

By: /s/ A L Kennedy
Chief Executive Officer and
Chief Financial Officer