Form 10-K
period 2007-12-31
LEXIT TECHNOLOGY, INC.
filed 2008-03-26
CIK 1392544

U.S. SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB


? ANNUAL REPORT PURSUANT TO SECTION
13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

? TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to
______________

Commission File Number 000-52503



Lexit Technology, Inc.
(Exact name of registrant as specified in its charter)



Colorado

(State or other jurisdiction
of
(I.R.S. Employer
incorporation or
organization)
Identification No.)




7486 La Jolla Blvd., Suite
479

La Jolla, CA
92037
(Address of principal
executive offices)
(zip code)

Registrant's telephone number, including area code:
877-565-0515



Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)



Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ?

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ? No ?.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).
Yes ? No ?.

The issuer's revenues for fiscal year end December 31, 2007 were $0.

As of December 31, 2007, there were 1,390,000 shares of common stock, par value $.001 per share, outstanding, none of which were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes ? No ?

DOCUMENTS INCORPORATED BY
REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form
10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Lexit Technology, Inc. (the
"Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.
Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved.
Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings
"Business," "Plan of Operation" and "Risk Factors".
We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Description of Business.

Introduction

         Lexit Technology, Inc. ("we", "us", "our", the
"Company" or the "Registrant") was incorporated in the State of Colorado on February 16, 2007, and maintains its principal executive offices at 7486 La Jolla Blvd., Suite 479, La Jolla, CA, 92037. Since inception, the
Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange
Commission (the "SEC") on March 15, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

         The Company, based on proposed business
activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange
Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a "shell company," defined in Rule 12b-2 under the Exchange
Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.
The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

         The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The
Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

         The Company faces vast competition from
other shell companies with the same objectives. The
Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do;
consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

         We have no employees other than our sole officer who devotes only a limited amount of time to our business.

Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us.
Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

There may be conflicts of interest as a result of our management being involved with other blank check shell companies.

         Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. Our management is currently involved with other blank check shell companies, and in the pursuit of business combinations, conflicts with such other blank check shell companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check shell companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

We have a limited operating history.

         We have a limited operating history and no revenues or earnings from operations since inception.
We have no significant assets or financial resources.
We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

     Since February 16, 2007 (inception) through
December 31, 2007, we have incurred a net loss of $(3,750.00). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

     We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

         The Company is in a highly competitive
market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

         The nature of our operations is highly
speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

         While seeking a business combination,
management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that the Company will successfully consummate a business combination.

         We can give no assurances that we will
successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

         Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.
Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

         Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the
"Investment Company Act"), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

         If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

         We may not be able to structure our
acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

         We are a development stage company and
have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a "reverse merger", following such a transaction we may not be able to attract the attention of major brokerage firms.

	Additional risks may exist since we expect to assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of common stock, par value
$0.001 per share (the "Common Stock"). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.



We cannot assure you that following a business combination with an operating business, our Common
Stock will be listed on NASDAQ or any other securities exchange.

         Following a business combination, we may seek the listing of Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of Common Stock on either of those or any other stock exchange. After completing a business combination, until the Common Stock is listed on the NASDAQ or another stock exchange, we expect that the Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling the Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our sole stockholder may have a minority interest in the Company following a merger or other business combination with an operating business.

	If we consummate a merger or business
combination with a company with a value in excess of the value of our Company and issue shares of Common
Stock to the stockholders of such company as consideration for merging with us, our sole stockholder would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our Board of Directors and control our Company.

There is currently no trading market for our Common
Stock, and liquidity of shares of our Common Stock is limited.

         Shares of our Common Stock are not
registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the
"Securities Act"). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act ("Rule 144"), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange
Commission's Division of Corporation Finance, to Ken
Worm of NASD Regulation, dated January 21, 2000
(the "Wulff Letter"). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC has approved codifying certain aspects of the Wulff Letter and adjusting some of its provisions. The adjustments include allowing stockholders of a company that was formerly a shell company to be able to utilize the exemption from registration under Rule 144 under certain circumstances following such time as the company is no longer a shell company and certain disclosures have been completed. The changes, which will apply retroactively to the purchasers, become effective on February 15, 2008, but are not effective as of this time.

         Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC's review of a future resale registration statement.

         Since shares of our Common Stock issued
prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

         In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act ("Rule 415"), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company.
The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or "cut back" the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder's liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our Common Stock.

	We have never paid dividends on our
Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.



The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

         Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 20,000,000 shares of preferred stock, par value $.001 per share (the
"Preferred Stock"). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common
Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of Common
Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our sole stockholder may engage in a transaction to cause the Company to repurchase his shares of Common Stock.

         In order to provide an interest in the Company to a third party, our sole stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase his shares of Common
Stock. As a result of such transaction, our management, stockholder(s) and Board of Directors may change.

Our Board of Directors has the power to issue shares of Preferred Stock with certain rights without stockholder approval.

         Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors.
Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred
Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Control by AL Kennedy

         Our sole stockholder is AL Kennedy, who is also our sole officer and director. AL Kennedy currently owns all of the issued and outstanding capital stock of the Company. Consequently, this stockholder controls the operations of the Company and will have the ability to control all matters submitted to stockholders for approval, including:


*
Election of the board of directors;


*
Removal of any directors;


*
Amendment of the Company's
certificate of incorporation or bylaws;
and


*
Adoption of measures that could
delay or prevent a change in control
or impede a merger, takeover or other
business combination.

         This stockholder will thus have complete control over our management and affairs. Accordingly, this ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

Item 2. Description of Property.

	The Company neither rents nor owns any
properties. The Company utilizes the office space and equipment of its sole officer and director at no cost.
Management estimates such amounts to be immaterial.
The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

         Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security
Holders.

         None.

PART II

Item 5. Market for Common Equity, Related
Stockholder Matters and Small Business Issuer
Purchases of Equity Securities.

Common Stock

         Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common
Stock. Our Common Stock is not listed on a publicly-traded market. As of December 31, 2007, there was one holder of record of our Common Stock.

Preferred Stock

         Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of Preferred Stock.
The Company has not yet issued any of the Preferred
Stock.

Dividend Policy

         The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity
Compensation Plans

None.



 Recent Sales of Unregistered Securities

         The Company did not sell any equity securities that were not registered under the Securities Act during the period covered by this Annual Report.

         On  February 16, 2007, the Company issued
1,390,000 shares of Common Stock to Walter Reed, our
President, Secretary and sole director, for an aggregate purchase price equal to $1,390.00. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

         No securities have been issued for services.
Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6. Management's Discussion and Analysis or
Plan of Operation.

 Plan of Operation

         The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

         Since our formation on February 16, 2007, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

         As a result of our limited resources, we expect to effect only a single business combination.
Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

         Our sole officer is only required to devote a very limited portion of his time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.


         We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

         The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

	The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
































Item 7. Financial Statements.

LEXIT TECHNOLOGY, INC.
(A Development Stage Company)
December 31, 2007

- TABLE OF CONTENTS -




Page(s)




Financial Statements:







Report of Independent Registered Public
Accounting Firm

14





Balance Sheet as of December 31, 2007

15





StStatement of Operations for the Period from February 16, 2007 (Inception) through
December 31, 2007

16





StStatement of Changes in Stockholder's Equity for the Period from February 16, 2007
(Inception) through December 31, 2007

17





StStatement of Cash Flows for the Period from February 16, 2007 (Inception) through
December 31, 2007

18




Notes to Financial Statements

19-22



















REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM


To the Board of Directors and Stockholders
Lexit Technology, Inc.
Colorado

	We have audited the accompanying balance sheet of Lexit Technology, Inc. as of December 31,
2007, and the related statements of operations, changes in stockholder's equity, and cash flows for the period from inception, February 16, 2007, through December
31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

	We conducted our audit in accordance with the standards of the Public Company Accounting Oversight
Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexit Technology, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period from inception, February 16, 2007, through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

	The accompanying financial statements have been prepared assuming Lexit Technology, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit.
This condition raises substantial doubt about the Company's ability to continue as a going concern.
Management's plans regarding this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  March 17, 2008











Lexit Technology, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2007



December
31, 2007












ASSETS











 Total assets

$
-








LIABILITIES AND
STOCKHOLDER'S EQUITY











Commitment and contingencies

$
-








Stockholder's equity


-


Preferred stock, $.001 par value,





 authorized 20,000,000 shares, none
issued





Common stock, $.001 par value,





 authorized 100,000,000 shares,


1,390


 1,390,000 issued and outstanding





Additional paid in capital


2,360


Deficit accumulated during the
development stage


(3750)








 Total stockholder's equity











 Total liabilities and stockholder's
equity


-










$
-


The accompanying notes are an integral part of these financial statements.














Lexit Technology, Inc.
(A Development Stage Company)
Statements of Operations



Period from


February 16,
2007


(Inception)


Through


December
31, 2007



Net Sales

$
-




Cost of Sales


-




Gross Profit


-




General and
Administrative
Expenses


3750




Net (Loss)

$
(3750)




Basic and Diluted
(Loss) Per Share


(0.00)




Basic and Diluted



WWeighted Average
Number of
Common Shares
Outstanding


1,390,000
=========

The accompanying notes are an integral part of these financial statements.


















Lexit Technology, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder's Equity
For the Period February 16, 2007 (Inception) through December 31, 2007

, ,  ,  , Additional Paid-in Capital , Deficit accumulated ,
Total
, , Common Stock , , ,
, , Shares , Amount , , ,
Issuance of Common Stock , , , , , , ,
Balance February 16, 2007, , 0, 0, 0, 0, , 0
Shares issued in Lieu of expenses paid, February 16,
2007  , , 1,390,000, $1,390.00, $0.00, $0.00, , $1,390.00
, , , , , , ,
Contributed Capital For Services, , , , 2360.00, , ,
2360.00
Net Loss for the period of Inception through 12/31/07, , , , , ($3750.00), , ($3750.00)
Balance at , , , , , , ,
December 31, 2007, , 1,390,000, $1,390.00, $2360.00,
($3750.00), , 0.00
, , , , , , ,























The accompanying notes are an integral part of these financial statements.



Lexit Technology, Inc.
(A Development Stage Company)
Statements of Cash Flows



Period
from



February
16, 2007



(Inception)



Through



December
31,
2007

Cash Flows from
Operating Activities







Net (loss)

$
(3750)






Contributed Capital for
Services


2360






   Shares issued in lieu of
expenses paid


1390






Cash flows used in
operating activities


-0-






Net increase in cash


-






Cash, beginning of
period


-






Cash, end of period


-






Supplemental Disclosure
of Cash Flow
Information:




Cash paid during the
period for:




Interest

$
-

Income taxes











The accompanying notes are an integral part of these financial statements.









Lexit Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Note 1 - Development Stage Company:

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of December 31, 2007, the results of its operations for the three months ended
September 30, 2007, and from the date of inception
(February 16, 2007) through September 30, 2007, and cash flows and from the date of inception (February 16, 2007) through September 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year's operation.

Note 2 - Summary of Significant Accounting
Policies:

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes: The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Lexit Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Loss per Common Share: Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. The Company does not have any potentially dilutive instruments.

Fair Value of Financial Instruments: The carrying value of current assets and liabilities approximate fair value due to their short term nature.

New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards
Board issued FIN 48, Accounting for Uncertainty in
Income Taxes, which will be effective for the Company's year commencing October 1, 2007. The
Company has not yet determined what the effect of the adoption of FIN 48 will have, if any, on its financial statements.

Note 2 - Summary of Significant Accounting
Policies:

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 157 ("FAS 157"), Fair Value
Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS
157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 157 to have an effect on its financial statements.

In February 2007, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value.
FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 159 to have an effect on its financial statements.




Lexit Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

In December 2007, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 141R ("FAS 141R"), Business
Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. FAS 141R is effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December
15, 2008. The Company presently does not expect the adoption of FAS 141R to have an effect on its financial statements.

 In December 2007, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards No. 160 ("FAS 160"),
Noncontrolling Interests in Consolidated Financial
Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 160 to have an effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from February 16, 2007
(inception) through the period ended December 31, 2007 of $3,750.00. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

Note 4 - Equity Securities:

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

Lexit Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder's meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the year ended December 31, 2007 or for any period from inception through December 31, 2007 as the Company has no taxable income or loss.

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

Note 7 - Change In Control and Subsequent Event

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

Lexit Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007


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






Lexit Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007


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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 16, 2007 (inception) to
December 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Lexit Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007


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

Item 8. Changes in and Disagreements with
Accountants on Accounting and Financial
Disclosure.

         None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange
Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.






Lexit Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 8B. Other Information.

         None.

PART III

Item 9. Directors and Executive Officers of the
Company.

(a) Identification of Directors and Executive Officers.
The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended December 31, 2007:


Name

Position

Term
A L Kennedy

President,
Secretary and
Director

August 22, 2007
thru Present

         The Company's officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

 (b) Significant Employees.

         As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

         None.

(d) Involvement in Certain Legal Proceedings.

         There have been no events under any
bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.






Lexit Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that the no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

         We have not adopted a Code of Business
Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because there is only one person involved in the management of the Company and he devotes only a limited amount of time to our business.

Nominating Committee

	We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

	The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

         The following table sets forth the cash
compensation paid by the Company to its President (the sole executive officer of the Company) for services rendered during the fiscal year ended December 31, 2007.

Name and Position

Year

Total
Compensation
Walter Reed, President, Secretary
and Director

2007

None

Director Compensation

We do not currently pay any cash fees to our sole
director, nor do we pay his expenses in attending board
meetings.
27

Lexit Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Employment Agreements

         The Company is not a party to any
employment agreements.

Item 11. Security Ownership of Certain Beneficial
Owners and Management and Related Stockholder
Matters.

         The following tables set forth certain
information as of December 31, 2007, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.


Name and Address

Amount
and
Nature of
Beneficial
Ownership

Percentage
of Class

A L Kennedy (1)


1,390,000


100%









All Directors and Officers as a
Group
(1 individual)


1,390,000


100%



(1)
A L Kennedy is President, Secretary and sole director of the Company.

Item 12. Certain Relationships and Related
Transactions.

The Company utilizes the office space and equipment of its sole officer and director at no cost. Management estimates such costs to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-B.












Lexit Technology, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Item 13. Exhibits.

Index to Exhibits
Exhibit

Description



*3.1

Certificate of Incorporation, as filed with the Delaware Secretary of State on February 16,
2007.



*3.2

By-laws.

31.1

Certification of the Company's Principal
Executive Officer and Principal Financial
Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-
KSB for the year ended December 31, 2007.



32.1

Certification of the Company's Principal
Executive Officer and Principal Financial
Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed as an exhibit to the Company's
Registration Statement on Form 10-SB, as filed with the Securities and Exchange
Commission on March 15, 2007, and
incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Rotenberg & Associates is the Company's independent registered public accounting firm.

Audit Fees
	During the fiscal year 2007, the aggregate fees billed to the Company by its independent auditors was $1250.00 for the annual audit of financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-Q

Tax Fees

         There were no fees billed by Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2007.

Audit Committee's Pre-Approval Process

	The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the sole member of the Board of Directors.





SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





LEXIT TECHNOLOGY,
INC.






Dated: March 25, 2008
By:
/s/ A L Kennedy


Name: A L Kennedy

Title: President,
Secretary and sole
Director





























Exhibit 31.1
CERTIFICATION
I, AL Kennedy, certify that:
1. I have reviewed this annual report on Form 10-K for the fiscal year December 31, 2007 of Lexit Technology, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors
(or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 25, 2008


/s/ AL Kennedy

President and Chief
Executive Officer

Exhibit 32.1

CERTIFICATION FURNISHED PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report on Form 10-K for the period ended December 31, 2007 (the "Report") filed by Lexit Technology, Inc. (the "Company") with the Securities and Exchange Commission, I, AL Kennedy, Chief Executive
Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002, that:
The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: March 25, 2008


/s/ AL Kennedy
AL Kennedy
President and Chief
Executive Officer
A signed original of this written statement required by
Section 906 has been provided to Lexit Technology, Inc. and
will be retained by Lexit Technology, Inc. and furnished to
the Securities and Exchange Commission or its staff upon
request.























Exhibit 32.2

CERTIFICATION FURNISHED
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report on Form 10-K for the period ended December 31, 2007 (the "Report") filed by Lexit Technology, Inc. (the "Company") with the Securities and Exchange Commission, I, Walter
Reed, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:
The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: March 25, 2008


/s/ AL Kennedy
AL Kennedy
Chief Financial
Officer
A signed original of this written statement required by
Section 906 has been provided to Lexit Technology,
Inc. and will be retained by Lexit Technology, Inc. and
furnished to the Securities and Exchange Commission
or its staff upon request.


















