Form 10-Q
period 2008-03-31
LEXIT TECHNOLOGY, INC.
filed 2008-05-21
CIK 1392544

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2008:
1,390,000 shares of common stock.





LEXIT TECHNOLOGY, INC.

FINANCIAL STATEMENTS
(Unaudited)

March 31, 2008


LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)


Page


Financial Statements



Balance Sheet
F-1


Statements of Operations
F-2


Statements of  Changes in Stockholder's
Equity
F-3


Statements of Cash Flows
F-4




Notes to Financial Statements
F-5 -
F-6























LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
MARCH 31, 2008



March 31,
2008



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


(3,750)






 Total stockholder's equity









 Total liabilities and stockholder's
equity


-








$
-


The accompanying notes are an integral part of these financial statements









LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

 Income
For the
three months
ended
March 31,
2008

For the
three months
ended
March 31,
2007

          For the period
              February 16,
2007
             (Inception)
through
              March 31,
2008









Revenue
$
-

$
-

$
-

Expenses
$
-

$
-

$
  -

General and
Administrative

-


1,390

$
3,750

Total Expenses
$
-

$
(1390)

$
  ($3,750)

Net Loss

(.00)


(1,390)


(3,750)

Net loss per share
(basic and diluted)
$


$


$
 (.00)

Weighted average
shares outstanding
(basic and diluted)

1,390,000


1,390,000


1,390,000


The accompanying notes are an integral part of these financial statements



























LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY
For the period from February 16, 2007 (Inception) to
March 31, 2008
(Unaudited)

, ,  ,  , Additional Paid-in Capital , Deficit accumulated ,
Total
, , Common Stock , , ,
, , Shares , Amount , , ,
Issuance of Common Stock , , , , , , ,
Balance February 16, 2007, , 0, 0, 0, 0, , 0
Shares issued in Lieu of expenses paid, February 16,
2007  , , 1,390,000, $1,390.00, $0.00, $0.00, , $1,390.00
, , , , , , ,
Contributed Capital for Services, , ,        , 2,360, , ,
$2,360.00
Net Loss , , , , , ($2,360.00), , ($3,750.00)
Balance  March 31, 2008, , , , , , ,
, , 1,390,000, $1,390.00, $2,360, ($3,750.00), , 0.00
, , , , , , ,
 	Additional Paid-in
Capital  Deficit accumulated 	Total


	The accompanying notes are an integral part of these financial statements





















LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CASH FLOWS
(Unaudited)


For the
three
months
ended
March
31,
2008
For the
three
months
ended
March
31,
2007

For the
period
February
16, 2007
(Inception)
through
March 31,
2008






Cash flows from operating
activities
$
-
--



Net Loss
$
-
(1390)

$
(3,750)
Shares issued in lieu of
expenses paid
$
-
1390


1390

$
-




Contributed Capital for
Services





2,360

$





 Cash flows used in
operating activities

-
--


-0-







Net increase in cash


--


-







Cash, beginning of period


--


-







Cash, end of period


--

$
-







SUPPLEMENTAL
DISCLOSURE OF CASH
FLOW INFORMATION:


--



Cash paid during the period
for:






Interest





-
Income taxes





-



--






--





The accompanying notes are an integral part of these financial statements







LEXIT TECHNOLOGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
March 31, 2008

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of March 31, 2008, and March 31, 2007, the results of its operations for the three months ended March 31, 2008, and March 31,
2007, and from the date of inception (February 16, 2007) through March 31, 2008, and cash flows for the three months ended March 31, 2008 and March 31,
2007 and from the date of inception (February 16, 2007) through March 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year's operation.

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




New Accounting Pronouncements:

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from February 16, 2007
(inception) through the period ended March 31, 2008 of $3,750. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

NOTE 4 - SHAREHOLDER'S EQUITY

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

Item 2.                      Management's Discussion and
Analysis or Plan of Operation.

Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue
Code of 1986, as amended. As of the date of this report, the Company has identified an undisclosed potential target company for a possible business combination. The Company is currently engaged in preliminary negotiations with the target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
F-5

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



Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 16, 2007 (inception) to
March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

Expenses incurred since inception are primarily due to legal, accounting and other professional service fees.

At March 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and/or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and/or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company.
The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2008. Based on that evaluation, the principal executive and financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.


No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 2.                      Unregistered Sales of Equity
Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote
of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.



*3.1

Certificate of Incorporation, as filed with the Colorado Secretary of State on February 16,
2007.



*3.2

By-Laws




31.1

 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002



31.2

Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002



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

Dated: May 14, 2008
Lexit Technology, Inc.
By: /s/ A L Kennedy
President














































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

4. The small business issuers other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-
15(f)) for the small business issuer and have:

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


Dated: May 14, 2008

Lexit Technology, Inc.

By: /s/ A L Kennedy
Chief Executive Officer and
Chief Financial Officer

































Exhibit 32.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report
On Form 10-QSB of Lexit Technology, Inc. (the
"Company") for the quarter ending March 31, 2008, I,
A L Kennedy, Chief Executive Officer and Chief
Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

        1. Such Quarterly Report on Form 10-QSB for the quarter ending March 31, 2008, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in such Quarterly
Report on Form 10-QSB for the quarter ending March
31, 2008, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 14, 2008

Lexit Technology, Inc.

By: /s/ A L Kennedy
Chief Executive Officer and
Chief Financial Officer






- 20 -