Form 10-Q
period 2008-06-30
ILLUSION DIGITAL SYSTEMS, INC.
filed 2008-08-19
CIK 1392544

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2008


[   ] TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from

Commission File No. 000-52503

Illusion Digital Systems, Inc.
(Name of Small Business Issuer in its charter)

Colorado
-------------------
(State or other jurisdiction
of
(I.R.S. employer
incorporation or formation)
identification number)

9595 Wilshire Blvd., Suite 900
Beverly Hills, CA 92012
 (Address of principal executive offices) (Zip
Code)

Issuer's telephone number: (877) 565-0515
Issuer's facsimile number: (302) 861-3738

Illusion Digital Systems, Inc.
7486 La Jolla Blvd., Suite 479
La Jolla, CA 92037
 (Former name, former address and former
fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act
during the preceding 12 months (or for such shorter
period that the issuer was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 18, 2008: 1,390,000 shares of common stock.




ILLUSION DIGITAL SYSTEMS, INC.

FINANCIAL STATEMENTS
(Unaudited)

June 30, 2008


ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL
STATEMENTS
June 30, 2008
(Unaudited)


Page


Financial Statements



Balance Sheet
F-1


Statements of Operations
F-2


Statements of Changes in Stockholder's Equity
F-3


Statements of Cash Flows
F-4




Notes to Financial Statements
F-5 -
F-6

























ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
JUNE 30, 2008



June 30,
2008



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









 Total liabilities and stockholder's
equity


-








$
-


The accompanying notes are an integral part of these financial statements

F-1













ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

Income
For
the
six
mont
hs
ended
June
30,
2008
For the
three
months
ended
June 30,
2008
and
2007
For
the
perio
d of
Febru
ary
16,
2007
(ince
ption)
throu
gh
June
30,
2007

For the
period
16-Feb-
07
(Incepti
on)
through
June
30,
2008








Revenue
-
$
-


$
-
--

Expenses
-
$
-


$
-
--

General and Administrative
-
$
-


$
(1,39
0)
(3,750)

Total Expenses
-
$
-


$
(1,39
0)
(3,750)










Net loss per share (basic and
diluted)
(.00)
$
(.00)
)

$
(139
0)
(3750
)
Weighted average shares
outstanding (basic and diluted)
1,390,
000

1,390,0
00


1,39
0,00
0
1,390,0
00


The accompanying notes are an integral part of these financial statements





















F-2



ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CHANGES IN STOCKHOLDER'S EQUITY
For the period from February 16, 2007 (Inception) to
June 30, 2008
(Unaudited)

, ,  ,  , Additional Paid-in Capital , Deficit accumulated ,
Total
, , Common Stock , , ,
, , Shares , Amount , , ,
Issuance of Common Stock , , , , , , ,
Balance February 16, 2007, , 0, 0, 0, 0, , 0
Shares issued in Lieu of expenses paid, February 16,
2007  , , 1,390,000, $1,390.00, $0.00, $0.00, ,
$1,390.00
, , , , , , ,
Contributed Capital for Services, , ,        , 2,360, , ,
$2,360.00
Net Loss , , , , , ($2,360.00), , ($3,750.00)
Balance  June 30, 2008, , , , , , ,
, , 1,390,000, $1,390.00, $2,360, ($3,750.00), , 0.00
, , , , , , ,
		 	 	Additional Paid-in Capital 	Deficit accumulated 	Total


	The accompanying notes are an integral part of these financial statements























F-3


ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CASH FLOWS
(Unaudited)


For the
Six
months
ended
June
30,
2008
For the
period
February
16, 2007
(Inception
) through
June 30,
2007

For the
period
February
16, 2007
(Inception
) through
June 30,
2008






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





-



--






--





The accompanying notes are an integral part of these financial statements




F-4




ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 - Organization and Significant Accounting
Policies

Nature of Operations

Lexit Technology, Inc. ("the Company") was incorporated in the State of Colorado on February 16, 2007 and has been inactive since inception. The company changed its name to Illusion Digital Systems, Inc on August 14, 2008. The company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

As a blank check company, the Company's business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has identified an undisclosed potential target company for a possible business combination. The Company is currently engaged in preliminary negotiations with the target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008, and from the date of inception
(February 16, 2007) through June 30, 2008, and cash flows for the six months ended June 30, 2008 and from the date of inception (February 16, 2007) through June
30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange
Commission.

The results of operations and cash flows for the periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year's operation.


NOTE 2 - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

Loss per Common Share: Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period.
Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. The
Company does not have any potentially dilutive instruments.
F-5



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

The Company has had no revenue and has incurred accumulated net losses from February 16, 2007
(inception) through the period ended June 30, 2008 of $3,750. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Item 2. Management's Discussion and Analysis of
Financial Conditions and Results of Operations Plan of
Operation

On February 20, 2008, the Registrant terminated the
Asset Purchase Agreement with SmartWear
Technologies, Inc, dated November 6, 2007, among the
Registrant and SmartWear Technologies, Inc. The terms of the Agreement were previously disclosed by the Registrant on Form 8-K filed with the Securities and Exchange Commission on November 8, 2007.

The termination of the agreement was authorized by
Section 10.1 (a) of the Agreement "by mutual consent of Lexit and SWT". The Registrant and SmartWear
Technologies mutually agreed to the termination of the Agreement.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 16, 2007 (inception) to June 30, 2008. It is unlikely the
Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

Expenses incurred since inception are primarily due to legal, accounting and other professional service fees.

At June 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of December 31,2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.


No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

	None.

Item 2. Changes in Securities.

       None

Item 3. Defaults Upon Senior Securities.

       None

Item 4. Submission of Matters to a Vote of
Security Holders.
	None

Item 5. Other Information.

       None

Item 6. Exhibits and Reports of Form 8-K.

       (a) Exhibits

No.:

Description:
31.1

Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002



31.2

Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002



32.1

 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002



32.2

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

Dated: August 18,2008
Illusion Digital Systems, Inc.
By: /s/ AL Kennedy
President




























Exhibit 31.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002


I, AL Kennedy, certify that:

       1. 	I have reviewed this Form 10-Q of
Illusion Digital Systems, Inc. (the "Company");

       2. 	Based on my knowledge, this report
does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. 	Based on my knowledge, the
financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods present in this report;

       4. 	The Company's other certifying
officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-
15(f)) for the Company and have:

       (a)           Designed such disclosure
controls and procedures, or caused such
disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b)           Designed such internal
control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c)           Evaluated the effectiveness
of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) 	Disclosed in this report any
change in the Company's internal control over financing reporting that occurred during the Company's most recent fiscal quarter (the
Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

       5. 	The Company's other certifying
officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

       (a) 	All significant deficiencies
and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

       (b) 	Any fraud, whether or not
material, that involved management or other employees who have a significant role in the Company's internal control over financial reporting.


Dated: August 18, 2008

/s/ AL Kennedy
AL Kennedy
President
(Principal Executive Officer)





Exhibit 31.2
CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002


I, AL Kennedy, certify that:

       1. 	I have reviewed this Form 10-Q of
Illusion Digital Systems, Inc. (the "Company");

       2. 	Based on my knowledge, this report
does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. 	Based on my knowledge, the
financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods present in this report;

	4. 	The Company's other certifying
officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-
15(f)) for the Company and have:

       (a)           Designed such disclosure
controls and procedures, or caused such
disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b)           Designed such internal
control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c)           Evaluated the effectiveness
of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) Disclosed in this report any
change in the Company's internal control over financing reporting that occurred during the Company's most recent fiscal quarter (the
Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

       5. 	The Company's other certifying
officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

       (a) 	All significant deficiencies
and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

	(b) 	Any fraud, whether or not
material, that involved management or other employees who have a significant role in the Company's internal control over financial reporting.


Dated: August 18, 2008

/s/ AL Kennedy
AL Kennedy
President
(Principal Financial Officer)

























Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

       In connection with the accompanying
Quarterly Report on Form 10-Q of Illusion Digital
Systems, Inc. (the "Company") for the quarter ending
June 30, 2008, I, AL Kennedy, President of the
Company hereby certify pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

       1. 	Such Quarterly Report on
Form 10-Q for the quarter ending June 30, 2008, fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

       2. 	The information contained
in such Quarterly Report on Form 10-Q for the quarter ending June 30, 2008, fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 18, 2008

/s/ AL Kennedy
AL Kennedy
President
(Principal Executive Officer)



Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

       In connection with the accompanying
Quarterly Report on Form 10-Q of Illusion Digital
Systems, Inc. (the "Company") for the quarter ending
June 30, 2008, I, AL Kennedy, President of the
Company hereby certify pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

       1. 	Such Quarterly Report on
Form 10-Q for the quarter ending June 30, 2008, fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

       2. 	The information contained
in such Quarterly Report on Form 10-Q for the quarter ending June 30, 2008, fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 18, 2008

/s/ AL Kennedy
AL Kennedy
President
(Principal Financial Officer)