Form 10-Q
period 2008-09-30
ILLUSION DIGITAL SYSTEMS, INC.
filed 2008-11-14
CIK 1392544

U.S. SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2008: 1,390,000 shares of common stock.




ILLUSION DIGITAL SYSTEMS, INC.

FINANCIAL STATEMENTS
(Unaudited)

September 30, 2008


ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
INDEX TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)


Page


Financial Statements



Balance Sheet
F-1


Statements of Operations
F-2


Statements of Changes in Stockholder's
Equity
F-3


Statements of Cash Flows
F-4




Notes to Financial Statements
F-5 -
F-6


















ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
BALANCE SHEET
SEPTEMBER 30, 2008




























September
30, 2008








December
31, 2007


(Unaudited)





















ASSETS






































Total assets

$
-







   $
-


























LIABILITIES AND
STOCKHOLDERS' EQUITY





































Commitment and contingencies

$
-







   $
   -

























Stockholders' equity:
























Preferred stock, $.001 par value,
authorized 20,000,000 shares, none
issued


-








-












Common stock, $.001 par value,
authorized 100,000,000 shares,
1,390,000 issued and outstanding


1,
39
0








1,390













Additional paid in capital


2,
36
0









2,360













Deficit accumulated during the
development stage


(3,
75
0)








(3,750)













Total stockholders' equity


-








-


























Total liabilities and stockholders'
equity


-








-




























$








$




























The accompanying notes are an integral part of these financial statements








F-1







ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

Income
For
the
nine
mont
hs
ended
Septe
mber
30,
2008
For the
three
months
ended
Septem
ber 30,
2008
and
2007

For
the
perio
d of
Febru
ary
16,
2007
(ince
ption
)
throu
gh
Septe
mber
30,
2007

For the
period
16-Feb-
07
(Incepti
on)
through
Septem
ber 30,
2008








Revenue
-
$
-


$
-
--

Expenses
-
$
-


$
-
--

General and Administrative
-
$
-


$
(1,3
90)
(3,750)

Total Expenses
-
$
-


$
(1,3
90)
(3,750)










Net loss per share (basic and
diluted)
(.00)
$
(.00)
)

$
(139
0)
(3750
)
Weighted average shares
outstanding (basic and diluted)
1,390
,000

1,390,0
00


1,39
0,00
0
1,390,0
00


The accompanying notes are an integral part of these financial statements





















F-2



ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
, ,  ,  , Additional Paid-in Capital , Deficit accumulated
, Total
, , Common Stock , , ,
, , Shares , Amount , , ,
Issuance of Common Stock , , , , , , ,
Balance February 16, 2007, , 0, 0, 0, 0, , 0
Shares issued in Lieu of expenses paid, February 16,
2007  , , 1,390,000, $1,390.00, $0.00, $0.00, ,
$1,390.00
, , , , , , ,
Contributed Capital for Services



2,360


  $2,360.00
Net Loss




($3,750.00
)

($3,750.00
)
Balance  December 2007 and
September 30, 2008









1,390,000
$1,390.00
$2,360
($3,750.00
)

0.00









STATEMENTS OF CHANGES IN
STOCKHOLDER'S EQUITY
For the period from February 16, 2007 (Inception) to
September 30, 2008
(Unaudited)

		 	 	Additional Paid-in Capital 	Deficit accumulated 	Total


	The accompanying notes are an integral
part of these financial statements






















F-3


ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)












For the
nine
months
ended
Septem
ber
30, 2008





 For the
period
February
16, 2007
(Inceptio
n)
through
Septembe
r 30, 2007
      For
the period

February
16, 2007

(Inception)
through

September
30, 2008









Cash flows from
operating activities








Net Loss


-


$
(1390)
$
(3,750
)









Shares issued in lieu of
expenses paid


-


 1390
1390










Contributed Capital For
Services


-



2,360










Cash flows used in
operating activities


-



-










Net increase in cash


-



-










Cash, beginning of
period


-



-



















Cash, end of period


-


$
$
-



















SUPPLEMENTAL
DISCLOSURE OF
CASH FLOW
INFORMATION:








Cash paid during the
period for:








Interest


-



-

Income taxes


-



-












The accompanying notes are an integral part of these financial statements










F-4




ILLUSION DIGITAL SYSTEMS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and from the date of inception (February 16, 2007) through September 30, 2008, and cash flows for the nine months ended September 30, 2008 and 2007 from the date of inception (February 16, 2007) through September 30, 2007 and 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange
Commission.

The results of operations and cash flows for the periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year's operation.


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

The Company has had no revenue and has incurred accumulated net losses from February 16, 2007
(inception) through the period ended September 30, 2008 of $3,750. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February
16, 2007 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

Expenses incurred since inception are primarily due to legal, accounting and other professional service fees.

At September 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-
15(e) as of December 31, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of December 31,2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.


No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: November 14, 2008
Illusion Digital Systems, Inc.
By: /s/ AL Kennedy
President































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
officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting
(as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) for the Company and have:

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


Dated: November 14, 2008

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
officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting
(as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) for the Company and have:

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


Dated: November 14, 2008

/s/ AL Kennedy
AL Kennedy
President
(Principal Financial Officer)

























Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE
OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

       In connection with the accompanying
Quarterly Report on Form 10-Q of Illusion Digital
Systems, Inc. (the "Company") for the quarter ending September 30, 2008, I, AL Kennedy,
President of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

       1. 	Such Quarterly Report on
Form 10-Q for the quarter ending September
30, 2008, fully complies with the
requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. 	The information
contained in such Quarterly Report on Form
10-Q for the quarter ending September 30, 2008, fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2008

/s/ AL Kennedy
AL Kennedy
President
(Principal Executive Officer)



Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL
OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

       In connection with the accompanying
Quarterly Report on Form 10-Q of Illusion Digital
Systems, Inc. (the "Company") for the quarter ending September 30, 2008, I, AL Kennedy,
President of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

       1. 	Such Quarterly Report on
Form 10-Q for the quarter ending September
30, 2008, fully complies with the
requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. 	The information
contained in such Quarterly Report on Form
10-Q for the quarter ending September 30, 2008, fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2008

/s/ AL Kennedy
AL Kennedy
President
(Principal Financial Officer)